Form 10QSB
period 2005-07-31
Serino 2, Corp.
filed 2005-09-14
CIK 1331613

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden Hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

 [ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Serino 2, Corp.

(Name of small business issuer in its charter)

New Jersey	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3163 Kennedy Boulevard, Jersey City, New Jersey	07306
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (201) 217-4137

N/A

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2005: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

SERINO 2, CORP.

FORM 10-QSB

INDEX

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  4

  Item 2. Management's Discussion and Analysis of Financial Condition

12

  Item 3. Control and Procedures

12

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

13

  Item 2. Changes in Securities

13

  Item 3. Defaults Upon Senior Securities

13

  Item 4. Submission of Matters to a Vote of Security Holders

13

  Item 5. Other Information

13

  Item 6. Exhibits

13

Signature

14

Certifications

15

PART I

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended July 31, 2005 are not necessarily indicative of results that may be expected for the year ending April 30, 2006. The financial statements are presented on the accrual basis.

                                  SERINO 2 CORP.

                          (a development stage company)

                              FINANCIAL STATEMENTS

                             AS OF JULY 31, 2005

                    AND FROM INCEPTION (APRIL 29, 2005)

                            THROUGH JULY 31, 2005

SERINO 2 CORP.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                     Page #

         Balance Sheet                                                      5

         Statement of Operations and Retained Deficit                       6

         Statement of Stockholders Equity                                   7

         Cash Flow Statement                                                8

         Notes to the Financial Statements                                  9

SERINO 2 CORP.

(a development stage company)

BALANCE SHEET

As of July 31, 2005 and April 30, 2005

                                     ASSETS

                                                       July 31, 2005  April 30, 2005

                                                       -------------  --------------

     CURRENT ASSETS

             Cash                                        $      0       $     0

                                                         ---------      --------

                           TOTAL ASSETS                  $      0       $     0

                                                         =========      ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                 $   850       $   500

                                                          --------      --------

                           TOTAL LIABILITIES                  850           500

     STOCKHOLDER'S EQUITY

       PREFERRED STOCK – par value $0.0001;

         50,000,000 shares authorized;

         none issued or outstanding                             0             0

       Common Stock - par value $0.0001;

         200,000,000 shares authorized;

         100,000 and 1,000,000 issued and outstanding          10           100

       Additional paid in capital                              90             0

       Accumulated Deficit                                   (950)         (600)

                                                          --------      --------

       Total stockholder's equity                            (850)         (500)

                                                          --------      --------

           TOTAL LIABILITIES AND EQUITY                   $     0       $     0

                                                          ========      ========

   The accompanying notes are an integral part of these financial statements.

SERINO 2 CORP.

(a development stage company)

STATEMENT OF OPERATIONS

For the three months ended July 31, 2005, and

from inception (April 29, 2005) through July 31,2005

                                                 Three Months Ended     From Inception to

                                                   July 31, 2005          July 31, 2005

                                                 ------------------     -----------------

     REVENUE                                         $        0           $         0

     COST OF SALES                                            0                     0

                                                     -----------           -----------

     GROSS PROFIT                                             0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                    350                   950

                                                     -----------           -----------

     NET LOSS                                              (350)                 (950)

     ACCUMULATED DEFICIT, BEGINNING BALANCE                (600)                     0

                                                     -----------           -----------

     ACCUMULATED DEFICIT, ENDING BALANCE             $     (950)           $     (950)

                                                     ===========           ===========

     EARNINGS PER SHARE

         Net loss per share                        (Less than .01)

         Weighted Average

         Number of Common Shares Outstanding            100,000

   The accompanying notes are an integral part of these financial statements.

SERINO 2 CORP.

(a development stage company)

STATEMENT OF STOCKHOLDER'S EQUITY

From inception (April 29, 2005) through July 31, 2005

                                                        ADDITIONAL   ACCUMULATED

                              SHARES      COMMON STOCK   PAID IN       DEFICIT       TOTAL

                           -------------  ------------- -----------  ------------ -----------

Stock issued as compensation

 for acceptance of incorporation

 expenses on April 29, 2005

 at $0.0001 per share          1,000,000   $      100  $         0   $        0   $      100

Net loss                                                                   (600)        (600)

                            -------------  ----------- ------------ ------------ ------------

Total at April 30, 2005        1,000,000   $      100  $         0  $      (600)  $     (500)

Stock returned to treasury

 And cancelled on May 1, 2005   (900,000)         (90)          90            0            0

Net loss                                                                   (350)        (350)

                            ------------- ------------ ------------ ------------ ------------

Total at July 31, 2005           100,000  $        10  $        90  $      (950) $      (850)

                            ============= ============ ============ ============ ============

   The accompanying notes are an integral part of these financial statements.

SERINO 2 CORP.

(a development stage company)

STATEMENT OF CASH FLOWS

For the three months ended July 31, 2005 and

from inception (April 29, 2005) through July 31, 2005

                                                           Three Months         From

                                                           July 31,2005       Inception

                                                           ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES=

             Net income (loss)                                 $  (350)          $  (950)

             Stock issued as compensation                            0               100

             Increases (Decrease) in accrued expenses              350               850

                                                               --------          --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                            0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0                 0

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0

        Beginning cash balance                                       0                 0

                                                               --------          --------

CASH BALANCE AT END OF PERIOD                                  $     0           $     0

                                                               ========          ========

   The accompanying notes are an integral part of these financial statements.

SERINO 2 CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

     ------------------------------------------

Industry:

SERINO 2 CORP. (the Company), a Company incorporated in the state of

New Jersey as of April 29, 2005, plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock – for -assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be April 30.

Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls; The Company anticipates interested investors that intend to fund the Company's growth once a business is located.

Cash and Cash Equivalents:

The Company considers cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting:

The Company's financial statements are prepared in accordance with generally accepted accounting principles.

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments:

The Company's financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amount of long-term debt to banks approximates fair value based on interest rates that are currently available to The Company for issuance of debt with similar terms and remaining maturities. The carrying amounts of other financial instruments approximate their fair value because of short-term maturities.

Concentrations of Credit Risk:

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time The Company has no deposits that are at risk.

2.   Related Party Transactions and Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time The Company has not identified the business that it wishes to engage in.

The Company's shareholders fund The Company's activities while the Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

3.   Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

4.   Use of Estimates:

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5.   Revenue and Cost Recognition:

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6.   Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

7.   Operating Lease Agreements:

The Company has no agreements at this time.

8.   Stockholder's Equity:

Preferred Stock:

Preferred stock includes 50,000,000 shares authorized at a par value of $0.0001

None of which have been issued.

SERINO 2 CORP.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Common Stock:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001, of which 1,000,000 have been issued for the amount of $100 on April 29, 2005 in acceptance of the incorporation expenses for the Company.  On May 1, 2005 900,000 common shares of stock were returned to treasury and cancelled at a value of $0.00.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company has paid no amounts for federal income taxes and interest. The

Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

10.  Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB)under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Plan of Operation

The Company is continuing its efforts to locate a merger Candidate for the purpose of a merger.  It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from inception (April 29, 2005) through July 31, 2005.  For the three months ended July 31, 2005, the Company recognized a net loss of $350.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At July 31, 2005, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Chief Executive Officer of Serino 2, Corp. maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner.  Under the supervision and with the participation of management, the certifying officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report.  Based upon that evaluation, the certifying officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company required to be disclosed in periodic filings with the SEC.

(b) Changes in internal controls.

The Chief Executive Officer has indicated that there were no significant changes in internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending July 31, 2005 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6.   Exhibits.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this amendment to registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ Vincent L. Verdiramo

----------------------------------------------

Vincent L. Verdiramo

Title: President

Dated: September 14, 2005

14